Form 10-Q
period 2022-12-31
Mars Acquisition Corp.
filed 2023-03-24
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41619

Mars Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Americas Tower, 1177 Avenue of The Americas, Suite 5100 New York, NY 10036	10036
(Address of principal executive offices)	(Zip Code)

(888) 622-1218

(Registrant’s telephone number, including area code)

Not Applicable

(Former name. former address and the former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.000125, and one right entitling the holder to receive 2/10 of an ordinary share	MARXU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.000125 par value	MARX	The Nasdaq Stock Market LLC
Rights to receive two-tenths (2/10) of one ordinary share	MARXR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date hereof, there are 9,292,000 ordinary shares issued and outstanding.

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MARS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Deferred offering costs associated with initial public offering	231,222	205,260
Total Assets	$231,222	$205,260

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$—	$2,224
Note payable – related party	256,627	228,246
Total current liabilities	256,627	230,470

Total Liabilities	256,627	230,470

SHAREHOLDERS' EQUITY (DEFICIT)
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)	216	216
Additional paid-in capital	24,784	24,784
Accumulated deficit	(50,405)	(50,210)
Total Shareholders' Equity (Deficit)	(25,405)	(25,210)
Total Liabilities and Shareholders' Equity (Deficit)	$231,222	$205,260

(1)	Includes an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of these financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,
	2022	2021
Expenses
Formation and operating costs	$195	$210
Net loss	$(195)	$(210)

Weighted average shares outstanding, basic and diluted(1)	1,500,000	1,391,304

Basic and diluted net loss per share	$0.00	$0.00

(1)	Excludes an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of these financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

			ADDITIONAL
	ORDINARY SHARES		PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS‘
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance – September 30, 2021	1,000,000	$125	$—	$(47,492)	$(47,367)
Issuance of Founder shares (1)	725,000	91	24,784	—	24,875
Net loss	—	—	—	(210)	(210)
Balance – December 31, 2021	1,725,000	$216	$24,784	$(47,702)	$(22,702)

Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	$216	$24,784	$(50,405)	$(25,405)

(1)	Includes an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of these financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	(195)	(210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation and operating costs paid by related party	195	210
Net cash provided by operating activities	—	—

Cash flows from financing activities
Proceeds from issuance of Founder shares	—	24,875
Proceeds from note payable with related party	28,186	74,542
Payment of deferred offering costs by related party	(28,186)	(99,417)
Net cash used in financing activities	—	—

Net increase in cash	—	—
Cash– beginning of the period	—	—
Cash – end of the period	$—	$—

The accompanying notes are an integral part of these financial statements.

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mars Acquisition Corp. (the “Company”) is a Cayman Islands exempted company incorporated as a blank check company on April 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in cryptocurrency and blockchain, automobiles, healthcare, financial technology, cyber security, cleantech, software, Internet and artificial intelligence, specialty manufacturing and any other related technology innovations market.

At December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

On December 1, 2022, the Company effectuated a share consolidation at a ratio of 1 for 1.25. Every 1.25 ordinary share of the Company was consolidated into 1 share. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the share consolidation.

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 16, 2023, the Company consummated its Initial Public Offering of 6,900,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 900,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 391,000 Units at a price of $10.00 per Unit to the Company’s sponsor, Mars Capital Holding Corporation, a British Virgin Islands company (“Sponsor”), generating gross proceeds of $3,910,000 (see Note 4).

Offering costs amounted to $4,398,891 consisting of $1,430,000 of cash underwriting fees, non-cash underwriting fees of $2,724,927 represented by the fair value of 276,000 representative shares issued to the underwriter (see Note 6), and $243,964 of other offering costs.

Upon the closing of the Initial Public Offering and Private Placement, $70,380,000 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, and will not be released from the Trust Account until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

At February 16, 2023, the Company had $803,960 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on interest earned in the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Such provisions may be amended if a special resolution passed by holders of at least two-thirds of our issued and outstanding ordinary shares who, being entitled to do so, attend and vote at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or by way of unanimous written resolution of all of our shareholders. Whether or not the Company maintains its registration under the Exchange Act or our listing on Nasdaq, the Company will provide its Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above. Upon the public announcement of our initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event the Company conducts redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete its initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If the Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete the initial Business Combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and file proxy materials with the SEC.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Company will have only 12 months from the closing of this offering (or 18 months from the closing of this offering, if the Company extends the period of time to consummate a Business Combination) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination within such 12-month period (or 18-month period), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Public Shares held by them in connection with the completion of our initial Business Combination. In addition, the Company’s initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination within the prescribed time frame. However, if the Company’s Sponsor or any of its officers, directors or affiliates acquires Public Shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the prescribed time frame.

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering and Private Placement will enable it to sustain operations for a period of at least one year from the issuance date of this financial statement. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period as described above. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statement are issued or are available to be issued. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2022 through December 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and September 30, 2022, there were no cash equivalents.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering. As of December 31, 2022 and September 30, 2022, we had deferred offering costs of $231,222 and $205,260, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 225,000 capitalize that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2022 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NOTE 3 — INITIAL PUBLIC OFFERING

On February 16, 2023, the Company consummated its Initial Public Offering of 6,900,000 Units, including 900,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $69,000,000.

Each Unit consists of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share upon consummation of our initial Business Combination (“Right”). The holder must hold Rights in multiples of 5 in order to receive shares for all of their Rights upon closing of a Business Combination (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

On February 16, 2023, the Company sold 391,000 Private Placement Units, including 36,000 Private Placement Units that were issued pursuant to the underwriters’ full exercise of the over-allotment option,  at $10.00 per Unit, generating gross proceeds of $3,910,000 in the Private Placement. The proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. The Company will have until 12 months (or 18 months as applicable)  from the closing of this Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Rights contained within the Private Placement Units will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended September 30, 2021, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,138,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of September 30, 2022 and December 31, 2022, there were 1,725,000 Founder Shares outstanding.

Our initial shareholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of our initial Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after our initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

Note Payable

The Company’s Sponsor had agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured, and was due on the closing of the Initial Public Offering. As of December 31, 2022 and September 30, 2022, the outstanding balance of note payable to the affiliate was $256,627 and $228,246, respectively, and no interest was accrued. As of February 16, 2023, the Sponsor agreed to apply the Note in its entirety to the Private Placement with the Company, and the note was extinguished.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor, whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units are entitled to registration rights pursuant to a registration rights agreement signed February 16, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has engaged Maxim Group LLC (“Maxim”) as its underwriter. The Company granted the underwriters a 45-day option until March 26, 2023 to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 16, 2023, the underwriters fully exercised this option in respect of 900,000 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $1,380,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

Representative Shares

The Company has issued to Maxim and/or its designees, 276,000 shares of ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $2,724,927. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 12 months (or 18 months, as applicable) from the closing of the Initial Public Offering.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person until August 8, 2023, nor may they be sold, transferred, assigned, pledged, or hypothecated until August 8, 2023 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Subject to certain conditions, the Company granted Maxim, for a period beginning on February 16, 2023 and ending 12 months after the date of the consummation of the Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent for any and all future public and private equity, equity-linked, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from February 9, 2023.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and September 30, 2022, there were 1,725,000 Ordinary Shares outstanding, including 225,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). Shares issued to the Company’s Founders are subject to certain restrictions as defined in Note 5.

Rights — Each holder of a Right will automatically receive two-tenths (2/10) of one share of ordinary shares upon consummation of a Business Combination, except in cases where we are not the surviving company in a Business Combination, and even if the holder of such Right redeemed all shares of ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of a Right in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Right to receive the same per share consideration the holders of shares of ordinary shares will receive in the transaction on an as-exchanged for ordinary shares basis, and each holder of a Right will be required to affirmatively exchange its Rights in order to receive the 2/10 share underlying each Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Rights holder will be required to indicate its election to exchange the Right for the underlying shares within a fixed period of time after which period the Rights will expire worthless.

Pursuant to the Rights agreement, a Rights holder may exchange Rights only for a whole number of shares of ordinary shares. This means that the Company will not issue fractional shares in connection with an exchange of Rights, and Rights may be exchanged only in multiples of 5 Rights (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalization and the like). Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands Law.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to holders of the Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

NOTE 8 — SUBSEQUENT EVENTS

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2023. On February 16, 2023, the Company consummated its Initial Public Offering of 6,900,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 900,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 391,000 Units at a price of $10.00 per Unit to the Company’s Sponsor, Mars Capital Holding Corporation, a British Virgin Islands company (“Sponsor”), generating gross proceeds of $3,910,000 (see Note 4).

Offering costs amounted to $4,398,891 consisting of $1,430,000 of cash underwriting fees, non-cash underwriting fees of $2,724,927 represented by the fair value of 276,000 representative shares issued to the underwriter (see Note 6), and $243,964 of other offering costs.

As of February 16, 2023, the Sponsor agreed to apply the Note in its entirety to the Private Placement with the Company. The Note is hereby extinguished and cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Mars Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were incorporated in the Cayman Islands on April 23, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three month period ended December 31, 2022, we incurred expenses in the amount of $195.

Liquidity, Capital Resources Going Concern

Our registration statement for the Initial Public Offering (the “Registration Statement”) was declared effective on February 13, 2023. On February 16, 2023, we consummated the Initial Public Offering (the “IPO”) of 6,900,000 units, including 900,000 additional units issued pursuant to the full exercise by the underwriter of its over-allotment option, (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $69,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 391,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one Right, to our sponsor, Mars Capital Holding Corporation, a British Virgin Islands business company with limited liability (“Sponsor”), at a price of $10.00 per Placement Unit, generating total proceeds of $3,910,000.

Following the closing of the IPO on February 16, 2023, an amount of $70,380,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the us, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $800,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include $200,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $300,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we are targeting businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

For the three months ended December 31, 2022, we did not have any cash activity.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the our initial Business Combination or to redeem 100% of the Public Shares if we do not complete a Business Combination within the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

Our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if we fail to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if we fail to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

The holders of the Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Right) will be entitled to registration rights pursuant to a registration rights agreement to signed prior to or on the effective date of Initial Public Offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering. As of December 31, 2022 and 2021, we had deferred offering costs of $231,222 and $205,260, respectively.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At December 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2023, Mars Acquisition Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”), including 900,000 additional Units issued pursuant to the exercise by the underwriter of its over-allotment option in full. Each Unit consists of one ordinary share, par value $0.000125 per share, of the Company (the “Ordinary Shares”) and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination (the “Rights”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 391,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one Right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,910,000. The Placement Units (and the underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of February 16, 2023, offering costs amounted to $4,398,891 consisting of $1,430,000 of cash underwriting fees, non-cash underwriting fees of $2,724,927 represented by the fair value of 276,000 representative shares issued to the underwriter, and $243,964 of other offering costs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “MARXU” on February 14, 2023. The Ordinary Shares and the Rights comprising the Units began separate trading on Nasdaq on March 14, 2023, under the symbols “MARX” and “MARXR”, respectively.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2
Date: March 24, 2023	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer