Form 10-Q
period 2023-03-31
Mars Acquisition Corp.
filed 2023-05-15
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MARS ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$407,440	$—
Prepaid expenses	265,933	—
Investments held in trust account	70,755,798	—
Deferred offering costs associated with initial public offering	—	205,260
Total Assets	$71,429,171	$205,260

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$75,828	$2,224
Note payable – related party	—	228,246
Total Liabilities	75,828	230,470

COMMITMENTS AND CONTINGENCIES
Ordinary shares subject to possible redemption. 6,900,000 shares at redemption value of $10.25 per share	70,755,798	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 2,392,000 and 1,725,000 shares issued and outstanding, respectively(1)	299	216
Additional paid-in capital	507,289	24,784
Retained earnings (accumulated deficit)	89,957	(50,210)
Total Shareholders’ Equity (Deficit)	597,545	(25,210)
Total Liabilities and Shareholders’ Equity (Deficit)	$71,429,171	$205,260

(1)	Exclude 6,900,000 shares subject to possible redemption as of March 31, 2023.

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating Expenses
Formation and operating costs	$235,436	$1,888	$235,631	$2,098
Net loss from operations	(235,436)	(1,888)	(235,631)	(2,098)

Other Income
Investment income on trust account	375,798	$—	375,798	—
Total other income	375,798	$—	375,798	—

Net income (loss)	$140,362	$(1,888)	$140,167	$(2,098)

Weighted average shares outstanding, basic and diluted
Redeemable ordinary shares - basic and diluted	3,296,667	—	1,630,220	—
Non-redeemable ordinary shares outstanding - basic and diluted	2,043,678	1,725,000	1,882,588	1,645,330

Basic and diluted net income (loss) per share
Redeemable ordinary shares - basic and diluted	$0.03	$0.00	$0.04	$0.00
Non-redeemable ordinary shares - basic and diluted	$0.03	$0.00	$0.04	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				RETAINED
			ADDITIONAL	EARNINGS
	ORDINARY SHARES		PAID-IN	(ACCUMULATED	TOTAL SHAREHOLDERS‘
	SHARES	AMOUNT	CAPITAL	DEFICIT)	EQUITY (DEFICIT)
Balance–September 30, 2021	1,000,000	$125	$—	$(47,492)	$(47,367)
Issuance of Founder Shares	725,000	91	24,784	—	24,875
Net loss	—	—	—	(210)	(210)
Balance – December 31, 2021	1,725,000	216	24,784	(47,702)	(22,702)
Net loss	—	—	—	(1,888)	(1,888)
Balance – March 31, 2022	1,725,000	$216	$24,784	$(49,590)	$(24,590)

Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	216	24,784	(50,405)	(25,405)
Issuance of private placement shares	391,000	49	3,909,951	—	3,910,000
Issuance of representative shares	276,000	34	2,724,893	—	2,724,927
Fair value of rights	—	—	876,833	—	876,833
Offering costs	—	—	(430,921)	—	(430,921)
Remeasurement of ordinary shares subject to redemption	—	—	(6,598,251)	—	(6,598,251)
Net income	—	—	—	140,362	140,362
Balance – March 31, 2023	2,392,000	$299	$507,289	$89,957	$597,545

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$140,167	$(2,098)
Adjustments to reconcile net loss to net cash used by operating activities:
Formation and operating costs paid by related party	—	2,098
Investment income received in Trust Account	(375,798)	—
Change in operating assets and liabilities
Accrued liabilities	73,604	—
Prepaid Expenses	(265,933)	—
Net cash used by operating activities	(427,960)	—

Cash flows from investing activities
Cash deposited in Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash flows from financing activities
Proceeds from issuance of Founder Shares	—	24,875
Proceeds from note payable with related party	41,213	84,884
Payment of deferred offering costs by related party	—	(109,759)
Extinguishment of note payable with related party	(269,459)	—
Payment of underwriting fee and other offering costs	(1,466,354)	—
Proceeds from sale of units in IPO, including over-allotment	69,000,000	—
Proceeds from issuance of private placement ordinary shares	3,910,000	—
Net cash provided by financing activities	71,215,400	—

Net increase in cash	407,440	—
Cash– beginning of the period	—	—
Cash – end of the period	$407,440	$—

Supplemental disclosure of noncash activities
Issuance of representative shares	$2,724,927	—
Reclassification of offering costs related to public shares	$(243,964)	—
Remeasurement adjustment on public shares subject to possible redemption	$(6,598,251)	—

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2023, the Company had not yet commenced operations. All activity through March 31, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2022 through March 31, 2023 are not necessarily indicative of the results that may be expected for the period ending March 31, 2023, or any future period.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and September 30, 2022, there were $407,440 and $0 of cash and cash equivalents, respectively.

Investment Held in Trust Account

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 12 months (or 18 months as applicable) from the consummation of the IPO.

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on trust account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 8)

As of March 31, 2023, the company had $70,755,798 held in the trust account.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.25 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering.

The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2022, the Company had deferred offering costs of $205,260. Upon consummation of the IPO on February 16, 2023, total offering costs related to the IPO were $4,398,891, and were allocated between the Public Shares and public rights based on their relative fair values at the date of issuance. Accordingly, $2,724,927 was allocated to the Public Shares and charged to temporary equity (see Note 3).

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At March 31, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the six months ended
	March 31, 2023		March 31, 2023
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares Not	Shares	Shares Not
	Subject to	Subject to	Subject to	Subject to
	Redemption	Redemption	Redemption	Redemption
Basic and diluted net income per share
Numerator:
Allocation of net income	$86,647	$53,715	$65,048	$75,118
Denominator
Basic and diluted weighted average shares outstanding	3,296,667	2,043,678	1,630,220	1,882,588
Basic and diluted net income per share	$0.03	$0.03	$0.04	$0.04

	For the three	For the six
	months ended	months ended
	March 31,	March 31,
	2022	2022
	Ordinary	Ordinary
	Shares	Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(1,888)	$(2,098)
Denominator
Basic and diluted weighted average shares outstanding	1,725,000	1,645,330
Basic and diluted net loss per share	$0.00	$0.00

Fair Value of Financial Instruments

See Note 8 for discussion of short-term marketable securities. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

All of the 6,900,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of March 31, 2023, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$69,000,000
Proceeds allocated to public rights	(876,833)
Offering costs allocated to ordinary shares subject to possible redemption	(3,965,620)
Remeasurement of ordinary shares subject to possible redemption	6,598,251
Ordinary shares subject to possible redemption	$70,755,798

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended September 30, 2021, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,380,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of September 30, 2022 and March 31, 2023, there were 1,725,000 Founder Shares outstanding.

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

Note Payable

The Company’s Sponsor had agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured, and was due on the closing of the Initial Public Offering. As of September 30, 2022, the outstanding balance of note payable to the affiliate was $228,246, and no interest was accrued. As of February 16, 2023, the Sponsor agreed to apply the Note in its entirety to the Private Placement with the Company, and the note was extinguished.

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

Administrative Service Fee

The Company intends to enter into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor, whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. The Company is currently operating under an informal agreement. As of March 31, 2023, the Company was charged $45,000 for these services.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and September 30, 2022, there were 2,392,000 and 1,725,000 Ordinary Shares outstanding, respectively.

Rights — Each holder of a Right will automatically receive two-tenths (2/10) of one share of ordinary shares upon consummation of a Business Combination, except in cases where the Company not the surviving company in a Business Combination, and even if the holder of such Right redeemed all shares of ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of a Right in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Right to receive the same per share consideration the holders of shares of ordinary shares will receive in the transaction on an as-exchanged for ordinary shares basis, and each holder of a Right will be required to affirmatively exchange its Rights in order to receive the 2/10 share underlying each Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Rights holder will be required to indicate its election to exchange the Right for the underlying shares within a fixed period of time after which period the Rights will expire worthless.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$70,755,798

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on April 23, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues and do not intend to until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. Our expenses have increased after the closing of the IPO.

For the six months period ended March 31, 2023, we incurred expenses in the amount of $235,436.

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

For the six months ended March 31, 2023, we incurred a net increase of $407,440 in cash activity.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At March 31, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.25 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

2
Date: May 15, 2023	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer