Form 10-Q
period 2023-06-30
Mars Acquisition Corp.
filed 2023-07-20
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2023

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MARS ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$237,945	$—
Prepaid expenses	204,185	—
Investments held in trust account	71,632,401	—
Deferred offering costs associated with initial public offering	—	205,260
Total Assets	$72,074,531	$205,260

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$—	$2,224
Note payable – related party	—	228,246
Total Liabilities	—	230,470

COMMITMENTS AND CONTINGENCIES
Ordinary shares subject to possible redemption. 6,900,000 shares at redemption value of $10.38 per share	71,632,401	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 2,392,000 and 1,725,000 shares issued and outstanding, respectively(1)	299	216
Additional paid-in capital	—	24,784
Retained earnings (accumulated deficit)	441,831	(50,210)
Total Shareholders’ Equity (Deficit)	442,130	(25,210)
Total Liabilities and Shareholders’ Equity (Deficit)	$72,074,531	$205,260

(1)	Excludes 6,900,000 shares subject to possible redemption as of June 30, 2023.

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating Expenses
Formation and operating costs	$155,416	$405	$391,047	$2,503
Net loss from operations	(155,416)	(405)	(391,047)	(2,503)

Other Income
Investment income on trust account	876,604	—	1,252,401	—
Total other income	876,604	—	1,252,401	—

Net income (loss)	$721,188	$(405)	$861,355	$(2,503)

Weighted average shares outstanding, basic and diluted
Redeemable ordinary shares - basic and diluted	6,900,000	—	3,386,813	—
Non-redeemable ordinary shares - basic and diluted	2,392,000	1,725,000	2,052,392	1,671,886

Basic and diluted net income (loss) per share
Redeemable ordinary shares - basic and diluted	$0.08	$0.00	$0.16	$0.00
Non-redeemable ordinary shares - basic and diluted	$0.08	$0.00	$0.16	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				RETAINED
			ADDITIONAL	EARNINGS
	ORDINARY SHARES		PAID-IN	(ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT)	EQUITY (DEFICIT)
Balance–September 30, 2021	1,000,000	$125	$—	$(47,492)	$(47,367)
Issuance of Founder shares	725,000	91	24,784	—	24,875
Net loss	—	—	—	(210)	(210)
Balance – December 31, 2021	1,725,000	216	24,784	(47,702)	(22,702)
Net loss	—	—	—	(1,888)	(1,888)
Balance – March 31, 2022	1,725,000	216	24,784	(49,590)	(24,590)
Net loss	—	—	—	(405)	(405)
Balance – June 30, 2022	1,725,000	$216	$24,784	$(49,995)	$(24,995)

Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	216	24,784	(50,405)	(25,405)
Issuance of private placement shares	391,000	49	3,909,951	—	3,910,000
Issuance of representative shares	276,000	34	2,724,893	—	2,724,927
Fair value of rights	—	—	876,833	—	876,833
Offering costs	—	—	(430,921)	—	(430,921)
Remeasurement of ordinary shares subject to redemption	—	—	(6,598,251)	—	(6,598,251)
Net income	—	—	—	140,362	140,362
Balance – March 31, 2023	2,392,000	299	507,289	89,957	597,545
Remeasurement of ordinary shares subject to redemption	—	—	(507,289)	(369,314)	(876,603)
Net income	—	—	—	721,188	721,188
Balance – June 30, 2023	2,392,000	$299	$—	$441,831	$442,130

The accompanying notes are an integral part of these unaudited financial statements.

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$861,355	$(2,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	—	2,503
Investment income received in Trust Account	(1,252,401)	—
Change in operating assets and liabilities
Accrued liabilities	(2,224)	—
Prepaid Expenses	(204,185)	—
Net cash used in operating activities	(597,455)	—

Cash flows from investing activities
Cash deposited in Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash flows from financing activities
Proceeds from issuance of Founder shares	—	24,875
Proceeds from note payable with related party	41,213	145,664
Payment of deferred offering costs by related party	—	(170,539)
Extinguishment of note payable with related party	(269,459)	—
Payment of underwriting fee and other offering costs	(1,466,354)	—
Proceeds from sale of units in IPO, including over-allotment	69,000,000	—
Proceeds from sale of founder’s shares	3,910,000	—
Net cash provided by financing activities	71,215,400	—

Net increase in cash	237,945	—
Cash– beginning of the period	—	—
Cash – end of the period	$237,945	$—

Supplemental disclosure of noncash activities
Issuance of representative shares	$2,724,927	—
Reclassification of offering costs related to public shares	$(243,964)	—
Remeasurement adjustment on public shares subject to possible redemption	$(7,474,854)	—
Deferred offering costs in accrued expenses	—	7,671

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

At June 30, 2023, the Company had not yet commenced operations. All activity through June 30, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association:

(1)	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
(2)	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2022 through June 30, 2023 are not necessarily indicative of the results that may be expected for the period ending September 30, 2023, or any future period.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and September 30, 2022, there were $237,945 and $0 of cash and cash equivalents, respectively.

Investments in Trust Account

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

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on trust account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 8)

As of June 30, 2023, the Company had $71,632,401 held in the trust account.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.38 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

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

The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At June 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the nine months ended
	June 30, 2023		June 30, 2023
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares Not	Shares	Shares Not
	Subject to	Subject to	Subject to	Subject to
	Redemption	Redemption	Redemption	Redemption
Basic and diluted net income per share
Numerator:
Allocation of net income	$535,536	$185,652	$600,584	$260,770
Denominator
Basic and diluted weighted average shares outstanding	6,900,000	2,392,000	3,386,813	2,052,392
Basic and diluted net income per share	$0.08	$0.08	$0.18	$0.13

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2022	2022
	Ordinary	Ordinary
	Shares	Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(405)	$(2,503)
Denominator
Basic and diluted weighted average shares outstanding	1,725,000	1,671,886
Basic and diluted net loss per share	$0.00	$0.00

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

As of June 30, 2023, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$69,000,000
Proceeds allocated to public rights	(876,833)
Offering costs allocated to ordinary shares subject to possible redemption	(3,965,620)
Remeasurement of ordinary shares subject to possible redemption	7,474,854
Ordinary shares subject to possible redemption	$71,632,401

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder shares

During the period ended September 30, 2021, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,138,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of September 30, 2022 and June 30, 2023, there were 1,725,000 Founder Shares outstanding.

The Company’s initial shareholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of our initial Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after our initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

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

Administrative service fee

The Company intends to enter into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor, whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. The Company is currently operating under an informal agreement. For the nine months ended June 30, 2023, the Company was charged approximately $60,000 for these services.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2023 and September 30, 2022, there were 2,392,000 and 1,725,000 Ordinary Shares outstanding, respectively.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Marketable securities held in Trust Account	1	$71,632,401

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2023.

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

For the nine months period ended June 30, 2023, we incurred expenses in the amount of $391,047.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $500,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

For the nine months ended June 30, 2023, we incurred a net increase of $237,945 in cash activity.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At June 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per shares for the periods presented.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.38 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

2
Date: July 20, 2023	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer