Form 10-Q
period 2023-12-31
Mars Acquisition Corp.
filed 2024-02-15
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2023

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

(866) 667-6277

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

As of December 31, 2023, there are 9,292,000 ordinary shares issued and outstanding.

Subsequently, an extraordinary general meeting of shareholders of the issuer was held on January 30, 2024, a total of 4,818,568 shareholders elected to redeem their ordinary shares. As a result, there are 4,473,432 ordinary shares issued and outstanding.

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2023

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MARS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$131,140	$178,793
Prepaid expenses	91,071	149,164
Investments held in trust account	73,577,725	72,587,820
Total Assets	$73,799,936	$72,915,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$—	$16,363
Total Liabilities	—	16,363

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.66 and $10.52 per share, respectively	73,577,725	72,587,820

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 2,392,000 shares issued and outstanding (1)	299	299
Additional paid-in capital	—	—
Retained earnings	221,912	311,295
Total Shareholders’ Equity	222,211	311,594
Total Liabilities and Shareholders’ Equity	$73,799,936	$72,915,777

(1)	Excludes 6,900,000 shares subject to possible redemption as of December 31, 2023

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,
	2023	2022
Operating Expenses
General and administrative costs	$89,383	$195
Net loss from operations	(89,383)	(195)

Other Income
Investment income on Trust Account	989,905	—
Total other income	989,905	—

Net income (loss)	$900,522	$(195)

Weighted average shares outstanding, basic and diluted
Redeemable ordinary shares – basic and diluted	6,900,000	—
Non-redeemable ordinary shares – basic and diluted	2,392,000	1,725,000

Basic and diluted net income (loss) per share
Redeemable ordinary shares – basic and diluted	$0.10	$(0.00)
Non-redeemable ordinary shares – basic and diluted	$0.10	$(0.00)

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				RETAINED
			ADDITIONAL	EARNINGS
	ORDINARY SHARES		PAID-IN	(ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT)	EQUITY (DEFICIT)
Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	216	24,784	(50,405)	(25,405)

Balance – September 30, 2023	2,392,000	$299	$—	$311,295	$311,594
Remeasurement of ordinary shares subject to redemption	—	—	—	(989,905)	(989,905)
Net income	—	—	—	900,522	900,522
Balance – December 31, 2023	2,392,000	$299	$—	$221,912	$222,211

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$900,522	$(195)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid by related party	—	195
Investment income received in Trust Account	(989,905)	—
Change in operating assets and liabilities
Accrued liabilities	(16,363)	—
Prepaid expenses	58,093	—
Net cash used by operating activities	(47,653)	—

Cash flows from financing activities
Proceeds from note payable with related party	—	28,186
Payment of deferred offering costs by related party	—	(28,186)
Net cash provided by financing activities	—	—

Net decrease in cash	(47,653)	—
Cash– beginning of the period	178,793	—
Cash – end of the period	$131,140	$—

Supplemental disclosure of noncash activities
Remeasurement adjustment on public shares subject to possible redemption	$(989,905)	$—

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mars Acquisition Corp. (the “Company” or “Mars”) is a Cayman Islands exempted company incorporated as a blank check company on April 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in cryptocurrency and blockchain, automobiles, healthcare, financial technology, cyber security, cleantech, software, Internet and artificial intelligence, specialty manufacturing and any other related technology innovations market. On September 5, 2023, a Business Combination Agreement was entered into by Mars and ScanTech Identification Beam Systems, LLC (“ScanTech”), among others (see Note 6).

At December 31, 2023, the Company had not yet commenced operations. All activity through December 31, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2023 through December 31, 2023 are not necessarily indicative of the results that may be expected for the period ending September 30, 2024, or any future period.

Cash and cash equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and September 30, 2023, there were $131,140 and $178,793 of cash and cash equivalents, respectively.

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

As of December 31, 2023 and September 30, 2023, the Company had $73,577,725 and $72,587,820 held in the Trust Account, respectively.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.66 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

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

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2023, the Company had no deferred offering costs. Upon consummation of the IPO on February 16, 2023, total offering costs related to the IPO were $4,398,891, and were allocated between the Public Shares and public rights based on their relative fair values at the date of issuance. Accordingly, $2,724,927 was allocated to the Public Shares and charged to temporary equity (see Note 3).

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At December 31, 2023 and September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Ordinary shares subject to possible redemption:

	For the three months ended December 31,
	2023	2022
Numerator:
Allocation of net income (loss)	$668,704	$—
Denominator
Basic and diluted weighted average shares outstanding	6,900,000	—
Basic and diluted net income (loss) per share	$0.10	$(0.00)

Ordinary shares not subject to possible redemption:

	For the three months ended December 31,
	2023	2022
Numerator:
Allocation of net income (loss)	$231,817	$(195)
Denominator
Basic and diluted weighted average shares outstanding	2,392,000	1,725,000
Basic and diluted net income (loss) per share	$0.10	$(0.00)

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

As of December 31, 2023, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$69,000,000
Proceeds allocated to public rights	(876,833)
Offering costs allocated to ordinary shares subject to possible redemption	(3,965,620)
Remeasurement of ordinary shares subject to possible redemption	9,420,178
Ordinary shares subject to possible redemption	$73,577,725

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder shares

During the period ended September 30, 2022, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,138,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of December 31, 2023 and September 30, 2023, there were 1,725,000 Founder Shares outstanding.

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

Note payable

The Company’s Sponsor had agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note was non-interest bearing, unsecured, and was due on the closing of the Initial Public Offering. As of September 30, 2023, the outstanding balance of note payable to the affiliate was $0, and no interest was accrued. As of February 16, 2023, the Sponsor agreed to apply the Note in its entirety to the Private Placement with the Company, and the note was extinguished.

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

Administrative service fee

The Company initially had an informal agreement (the “Administrative Services Agreement”) to pay affiliates of the Sponsor for office space, utilities, secretarial, and administrative support of $15,000 per month which was paid through May 2023 for a total of $60,000 during the year ended September 30, 2023. Subsequent to May 2023, we have not paid any amounts under this informal agreement and the affiliates have chosen not to seek compensation for such support.

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

Business Combination Agreement

On September 5, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with ScanTech AI Systems Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Purchaser Merger Sub”), Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”), ScanTech Identification Beam Systems, LLC, a Delaware limited liability company (“ScanTech”), and Dolan Falconer in the capacity as the representative (the “Seller Representative”). The aggregate consideration to be paid to ScanTech shall be a number of shares of Pubco Common Stock with an aggregate value equal to one hundred ten million U.S. Dollars ($110,000,000) minus the closing net debt as set forth in the Business Combination Agreement. Additionally, after the Closing, subject to the terms and conditions set forth in the Business Combination Agreement, the ScanTech Holder Participants will have the contingent right to receive up to a number of shares of Pubco Common Stock equal to ten percent (10%) of the fully diluted shares of Pubco Common Stock outstanding immediately following the Closing (subject to adjustment based on stock splits and similar events) based on Pubco’s achievement of certain milestones, including commercial milestones and revenue and EBITDA milestones, as more particularly set forth in the Business Combination Agreement.

Under the Business Combination Agreement, either ScanTech or Mars had the right to terminate the Business Combination Agreement if the Business Combination had not been consummated by January 31, 2024 (the “Outside Date”). In order to facilitate the completion of the Business Combination, on December 19, 2023, Mars, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into Amendment No.1 to the Business Combination Agreement to extend the Outside Date to May 15, 2024.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023 and September 30, 2023, there were 2,392,000 ordinary shares outstanding, respectively.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	September 30, 2023
Assets:
Marketable securities held in Trust Account	1	$73,577,725	$72,587,820

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2023 and September 30, 2023, respectively.

NOTE 9 — SUBSEQUENT EVENTS

On January 30, 2024, the Company held the extraordinary general meeting of shareholders of the Company (the “Shareholder Meeting”) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend, for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto (“Extension Amendment Proposal”). If Mars does not consummate the Business Combination or another business combination by November 16, 2024, we may extend the deadline by an additional three months, up to two more times, to May 16, 2025.

In connection with the Shareholder Meeting to approve the Extension Amendment Proposal, the Company and its Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) on substantially the same terms with several unaffiliated third parties who are also the Company’s existing shareholders (the “Investors”), pursuant to which such Investors agreed not to redeem an aggregate of 1,813,380 Ordinary Shares of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Ordinary Shares of the Company, the Company and the Sponsor will agree to Pubco to issue to Investors an aggregate of 362,676 common stock of Pubco following the consummation of the initial business combination.

A total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares in connection with the Shareholder Meeting, representing approximately 51.86% of the issued and outstanding Ordinary Shares at the time of the Shareholder Extension Meeting, at the price of $10.71 per share for an aggregate of $51,616,245.86. Following the redemptions, Mars had $22,296,189.61 left in its Trust Account.

On January 31, 2024, the Sponsor, distributed the 1,138,500 Ordinary Shares and 391,000 Units it owned to all shareholders of the Sponsor on a pro-rata basis based on their respective shareholding in the Sponsor.

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

For the three months period ended December 31, 2023, we incurred expenses in the amount of $89,383.

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

On January 30, 2024, the Company held the Shareholder Meeting to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend, for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto. In connection with the Shareholder Meeting and subsequent redemptions, a total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares. Following the redemptions, Mars had $22,296,189.61 left in its Trust Account.

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

The funds held outside the Trust Account have been used primarily used for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting the Business Combination, as well as legal and accounting fees related to regulatory reporting requirements. For the three month period ended December 31, 2023, we incurred expenses in the amount of $89,383.

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

On January 30, 2024, the Company held the Shareholder Meeting to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend, for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto. Mars does not consummate the Business Combination or another business combination by November 16, 2024, we may extend the deadline by an additional three months, up to two more times, to May 16, 2025. We may need to obtain additional financing if we become obligated to redeem a significant number of our public shares upon another extension or the completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the extension or the Business Combination. If we are unable to complete the extension or the Business Combination because we do not have sufficient funds available to us, we may be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

There is no assurance that our plans to consummate the Business Combination will be successful within the Combination Period. As a result, there is substantial doubt about Mars’ ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Mars’ control) are classified as temporary equity. The Company’s public shares feature certain redemption rights that are considered to be outside of Mars’ control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, Ordinary Shares subject to possible redemption are presented at redemption value of $10.66 per share as temporary equity, outside of the shareholders’ equity section of Mars’ balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

2
Date: February 15, 2024	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer