Form 10-Q
period 2024-03-31
Mars Acquisition Corp.
filed 2024-05-17
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of March 31, 2024, there are 4,473,432 ordinary shares issued and outstanding.

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2024

MARS ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

MARS ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$291,544	$178,793
Prepaid expenses	51,875	149,164
Investments held in trust account	22,534,939	72,587,820
Total Assets	$22,878,358	$72,915,777

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$47,572	$16,363
Note payable – related party	256,080	—
Forward Purchase Agreement liability	263,000	—
Total current liabilities	566,652	16,363

Total Liabilities	566,652	16,363

COMMITMENTS AND CONTINGENCIES
Ordinary shares subject to possible redemption, 2,081,432 and 6,900,000 shares, respectively, at redemption value of $10.83 and $10.52 per share, respectively	22,534,939	72,587,820

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 2,392,000 shares issued and outstanding (1)	299	299
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(223,532)	311,295
Total Shareholders’ Equity (Deficit)	(223,233)	311,594
Total Liabilities and Shareholders’ Equity (Deficit)	$22,878,358	$72,915,777

(1)	Excludes 2,081,432 and 6,900,000 shares subject to possible redemption as of March 31, 2024 and September 30, 2023, respectively

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating Expenses
Formation and operating costs	$126,287	$235,436	$215,670	$235,631
General and administrative costs	—	—	—	—
Net loss from operations	(126,287)	(235,436)	(215,670)	(235,631)

Other Income (Expense)
Investment income on Trust Account	573,460	375,798	1,563,365	375,798
Fair value adjustment for Forward Purchase Agreement liability	(263,000)	—	(263,000)	—
Fair value adjustment for convertible note	(56,157)	—	(56,157)	—
Total other income (expense)	254,303	375,798	1,244,208	375,798

Net income	$128,016	$140,362	$1,028,538	$140,167

Weighted average shares outstanding, basic and diluted
Redeemable ordinary shares – basic and diluted	3,617,019	3,296,667	5,267,479	1,630,220
Non-redeemable ordinary shares – basic and diluted	2,392,000	2,043,678	2,392,000	1,882,588

Basic and diluted net income per share
Redeemable ordinary shares – basic and diluted	$0.02	$0.03	$0.14	$0.04
Non-redeemable ordinary shares – basic and diluted	$0.02	$0.03	$0.12	$0.04

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				RETAINED
			ADDITIONAL	EARNINGS	TOTAL
	ORDINARY SHARES		PAID-IN	(ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT)	EQUITY (DEFICIT)
Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Issuance of Founder shares	—	—	—	—	—
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	$216	$24,784	$(50,405)	$(25,405)
Issuance of private placement shares	391,000	49	3,909,951	—	3,910,000
Issuance of representative shares	276,000	34	2,724,893	—	2,724,927
Fair value of rights	—	—	876,833	—	876,833
Offering costs	—	—	(430,921)	—	(430,921)
Remeasurement of ordinary shares subject to redemption	—	—	(6,598,251)	—	(6,598,251)
Net income	—	—	—	140,362	140,362
Balance – March 31, 2023	2,392,000	$299	$507,289	$89,957	$597,545

Balance – September 30, 2023	2,392,000	$299	$—	$311,295	$311,594
Remeasurement of ordinary shares subject to redemption	—	—	—	(989,905)	(989,905)
Net income	—	—	—	900,522	900,522
Balance – December 31, 2023	2,392,000	$299	$—	$221,912	$222,211
Remeasurement of ordinary shares subject to redemption	—	—	—	(573,460)	(573,460)
Net income	—	—	—	128,016	128,016
Balance – March 31, 2024	2,392,000	$299	$—	$(223,532)	$(223,233)

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,028,538	$140,167
Adjustments to reconcile net income to net cash used in operating activities:
Fair value adjustment for Forward Purchase Agreement liability	263,000	—
Fair value adjustment for convertible note	56,157	—
Investment income received in Trust Account	(1,563,365)	(375,798)
Change in operating assets and liabilities
Accrued liabilities	31,209	73,604
Prepaid expenses	97,289	(265,933)
Net cash used by operating activities	(87,172)	(427,960)

Cash flows from investing activities
Cash deposited in Trust Account	—	(70,380,000)
Proceeds from sales of investments in trust account	51,616,246	—
Net cash provided by (used in) investing activities	51,616,246	(70,380,000)

Cash flows from financing activities
Proceeds from note payable with related party	199,923	41,213
Payment for redemption of ordinary shares	(51,616,246)	—
Extinguishment of note payable with related party	—	(269,459)
Payment of underwriting fee and other offering costs	—	(1,466,354)
Proceeds from sale of units in IPO, including over-allotment	—	69,000,000
Proceeds from issuance of private placement ordinary shares	—	3,910,000
Net cash (used in) provided by financing activities	(51,416,323)	71,215,400

Net increase in cash	112,751	407,440
Cash– beginning of the period	178,793	—
Cash – end of the period	$291,544	$407,440

Supplemental disclosure of noncash activities
Issuance of representative shares	$—	$2,724,927
Reclassification of offering costs related to public shares	$—	$(243,964)
Remeasurement adjustment on public shares subject to possible redemption	$(1,563,365)	$(6,598,251)

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mars Acquisition Corp. (the “Company”) is a Cayman Islands exempted company incorporated as a blank check company on April 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in cryptocurrency and blockchain, automobiles, healthcare, financial technology, cyber security, cleantech, software, Internet and artificial intelligence, specialty manufacturing and any other related technology innovations market. On September 5, 2023, a Business Combination Agreement was entered into by the Company and ScanTech Identification Beam Systems, LLC (“ScanTech”), among others (see Note 6).

At March 31, 2024, the Company had not yet commenced operations. All activity through March 31, 2024 relates to the Company’s formation and initial public offering (the “Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

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

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it could extend the period of time to consummate a Business Combination by two additional 3 - month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. In connection with the extraordinary general meeting of shareholders held on January 30, 2024, the Company’s memorandum and articles of association were amended to allow for the Company to have 21 months from the closing of this offering (or 27 months from the closing of this offering, if the Company extends the period of time to consummate a Business Combination) to complete its initial Business Combination. In connection with the Shareholder Meeting, a total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares of the Company. See Note 3.

If the Company is unable to complete its initial Business Combination within such 21-month period (or 27-month period), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and management’s plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering and Private Placement may not be enough to sustain operations for a period of one year from the issuance date of these financial statements. If the Company is unable to complete the Extension or the Business Combination due to a lack of sufficient funds, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period as described above. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statement are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2023 through March 31, 2024 are not necessarily indicative of the results that may be expected for the period ending September 30, 2024, or any future period.

Cash and cash equivalents

The Company considers all short-term investments held outside the Trust Account with an initial maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and September 30, 2023, there were $291,544 and $178,793 of cash and cash equivalents, respectively.

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

As of March 31, 2024 and September 30, 2023, the Company had $22,534,939 and $72,587,820 held in the Trust Account, respectively.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, ordinary shares subject to possible redemption are presented at redemption value of $10.83 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At March 31, 2024 the Company has excluded 24,000 shares contingently issuable under a convertible note payable (Note 5) and 362,676 shares contingently issuable under non-redemption agreements (Note 2) from diluted earnings per share as the issuance of these shares is based upon closing of a business combination, which is deemed a substantive contingency. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Ordinary shares subject to possible redemption:

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Numerator:
Allocation of net income	$77,057	$86,647	$745,761	$65,048
Denominator
Basic and diluted weighted average shares outstanding	3,617,019	3,296,667	5,267,479	1,630,220

Basic and diluted net income per share	$0.02	$0.03	$0.14	$0.04

Ordinary shares not subject to possible redemption:

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Numerator:
Allocation of net income	$50,959	$53,715	$282,776	$75,118
Denominator
Basic and diluted weighted average shares outstanding	2,392,000	2,043,678	2,392,000	1,882,588

Basic and diluted net income per share	$0.02	$0.03	$0.12	$0.04

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

Forward Purchase Agreement Liabilities

The Company accounts for forward purchase agreements as liability-classified instruments based on an assessment of the forward purchase agreement’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) The assessment considers whether the forward purchase agreement is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of forward purchase agreement issuance and as of each subsequent quarterly period end date while the forward purchase agreement is outstanding.

Convertible Promissory Note - Sponsor Working Capital Loan

The Company accounts for the convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as other income (expense) in the statements of operations.

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

On January 30, 2024, the Company held the Shareholder Meeting to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to remove the net tangible asset requirement so that the Company need not have net tangible assets of at least $5,000,001 to consummate a business combination, and without depositing additional funds into the Trust Account, to extend for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto. If the Company cannot complete the Business Combination by November 16, 2024, we will need to extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 27 months to complete a Business Combination). In connection with the Shareholder Meeting and subsequent redemptions, a total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares. Following the redemptions, the Company had $22,296,190 left in its Trust Account. As of March 31, 2024, there is $22,534,939 in cash held in the Trust Account.

As of March 31, 2024, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

	As of March 31, 2024	As of September 30, 2023
Gross proceeds	$69,000,000	$69,000,000
Proceeds allocated to public rights	(876,833)	(876,833)
Offering costs allocated to ordinary shares subject to possible redemption	(3,965,620)	(3,965,620)
Redemption of shares	(51,616,246)	—
Remeasurement of ordinary shares subject to possible redemption	9,993,638	8,430,273
Ordinary shares subject to possible redemption	$22,534,939	$72,587,820

NOTE 4 — PRIVATE PLACEMENT

On February 16, 2023, the Company sold 391,000 Private Placement Units, including 36,000 Private Placement Units that were issued pursuant to the underwriters’ full exercise of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,910,000 in the Private Placement. The proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. The Company will have until November 16, 2024, (or by May 16, 2025, if the Company extends the period of time two times by an additional three months each time) to consummate a business combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Rights contained within the Private Placement Units will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder shares

During the period ended September 30, 2022, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,138,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of March 31, 2024 and September 30, 2023, there were 1,725,000 Founder Shares outstanding.

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

Notes payable

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

To fund extensions of the deadline for the Company to complete its initial Business Combination, the Sponsor deposited an additional $200,000 into the Trust Account during the quarter ended March 31, 2024. In return, the Company issued the Sponsor non-interest bearing, unsecured promissory notes (the “Convertible Notes”). Such Convertible Notes are to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into an additional 24,000 Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

On March 31, 2024, the Company entered into a Convertible Promissory Note with certain affiliates of the Sponsor with a principal amount of $200,000. The principal amount can be prepaid by the Company at anytime and no interest accrues on the Convertible Promissory Note. Upon closing of the initial Business Combination, the Convertible Promissory Note automatically converts into 24,000 ordinary shares of the Company. In the event no business combination occurs, there is no obligation to repay the Convertible Promissory Note.  The Company recorded the instrument at its fair value which was $256,080 at March 31, 2024.

Administrative service fee

The Company initially had an informal agreement (the “Administrative Services Agreement”) to pay affiliates of the Sponsor for office space, utilities, secretarial, and administrative support of $15,000 per month which was paid through May 2023 for a total of $60,000 during the year ended September 30, 2023. Subsequent to May 2023, the Company has not paid any amounts under this informal agreement, and the affiliates have chosen not to seek compensation for such support.

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

Representative shares

The Company has issued to Maxim and/or its designees, 276,000 shares of ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company initially estimated the fair value of the Representative Shares to be $2,724,927. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination by November 16, 2024 (or by May 16, 2025, if Mars extends the period of time to consummate a business combination).

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

Forward Purchase Agreement

On September 4, 2023, the Company and RiverNorth entered into an Prepaid Forward Purchase Agreement (“FPA”). Pursuant to the FPA, RiverNorth is expected to purchase up to 1,500,000 shares of the Company ordinary shares (“FPA Shares”) subject to a cap of 9.9% of outstanding shares on a post-Transaction basis, at a per share price no more than the price per share paid to redeeming the Company’s public shareholders in connection with the vote to approve the Transactions (the “redemption price).

In connection with its purchase of the FPA Shares, RiverNorth will waive its redemption rights in connection with the shareholder vote to approve the Transactions.

Following the closing of the Transactions, an amount equal to the number of FPA Shares multiplied by the redemption price, will be prepaid to RiverNorth. The FPA Shares held by RiverNorth and subject to the FPA may be sold into the market by RiverNorth at any time following the closing of the Transactions. RiverNorth is entitled to sell into the market FPA Shares without any payment to the Company. The Company may receive up to $15,000,000 from the termination of all or a portion of the FPA transaction at $10.00 per terminated FPA Share, subject to reduction upon any Dilutive Offering Reset. To the extent RiverNorth elects not to terminate the FPA transaction prior to the maturity date, the Company will be entitled to receive from RiverNorth the number of FPA Shares not so terminated, and RiverNorth will be entitled to “maturity” consideration, paid in shares or cash, subject to the terms of the FPA.

The FPA expires automatically if the Business Combination is not consummated by the one-year anniversary of the date of the FPA, subject to acceleration at the Seller’s option upon the volume weighted average price per share being at or below $10.00 per share for any 10 trading days during a 30 consecutive trading day-period and upon any delisting of Mars ordinary shares.

The Prepaid Forward Purchase Agreement entered into on September 4, 2023 (“FPA” or the “Agreement”) resulted in RiverNorth holding a put option to sell up to a maximum of 1,500,000 of the Company’s shares. Pursuant to ASC 480, this instrument meets the definition of a liability and accordingly was recognized at fair value. The FPA resulted in the initial recognition of a forward purchase agreement liability of approximately $263,000 and was expensed in our statement of operations. The fair value of this put option was

$263,000 as of March 31, 2024 and insignificant at September 30, 2023, assuming the investor will purchase the maximum number of shares. Changes in the estimated fair value of the FPA are recognized as other income (expense) on the statements of operations.

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

Under the Business Combination Agreement, either ScanTech or the Company had the right to terminate the Business Combination Agreement if the Business Combination had not been consummated by January 31, 2024 (the “Outside Date”).

Amendments to the Business Combination Agreement

On December 19, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into Amendment No. 1 to the Business Combination Agreement to extend the Outside Date to May 15, 2024 in order to facilitate the completion of the Business Combination.  See Note 9 – Subsequent Events for details about Amendment No. 2 and Amendment No. 3 to the Business Combination Agreement entered into on April 2, 2024 and April 17, 2024, respectively.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2024 and September 30, 2023, there were 2,392,000 ordinary shares outstanding, respectively.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	September 30, 2023
Assets:
Marketable securities held in Trust Account	1	$22,534,939	$72,587,820
		$22,534,939	$72,587,820

Liabilities:
Working Capital Loan	1	$256,080	$—
Prepaid forward purchase agreement	3	263,000	—
		$519,080	$—

Forward Purchase Agreement Liabilities

The Company utilizes a Monte Carlo simulation model to value the forward purchase agreement at initiation and at the reporting period, with changes in fair value recognized in the statement of operations. Inherent in the model are assumptions related to share price on valuation date, volatilities, expected life, risk-free rate and probability of business combination. The Company estimates the pre-business combination volatility based on the low historical volatilities exhibited by the Company and SPACs-based and the post-merger volatility is estimated based on the median historical and implied volatilities exhibited by companies operating in the industry of the Company’s expected target. The risk-free interest rate is based on the 3-year and 5-year U.S. Treasury note which is similar to the expected remaining life of the FPA. The expected life of the forward purchase agreement is assumed to be equivalent to their remaining contractual term.

In order to calculate the fair value of the forward purchase agreement liabilities, the Company utilized the following key inputs:

March 31, 2024
Risk-free interest rate	4.9%
Expected term (years)	1.5
Stock price	$10.67
Estimated volatility	60.0%

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Except for the items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Additional Working Capital Loans

To fund extensions of the deadline for the Company to complete its initial Business Combination, the Sponsor deposited an additional $145,000 into the Trust Account on April 30, 2024. In return, the Company issued additional Convertible Notes that are to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into an additional 14,500 Private Placement Units at a price of $10.00 per Unit.

Subscription Agreement with Polar Multi-Strategy Master Fund

On April 2, 2024, Mars entered into a definitive subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”), Mars Capital Holdings Corporation (the “Sponsor”), and ScanTech for Investor to provide ScanTech up to $1,000,000 in funding for working capital expenses in connection with the Business Combination in exchange for the Subscription Shares. Pursuant to the Subscription Agreement, upon an initial drawdown request of up to $500,000 and subsequent drawdown requests for working capital for a total of $1,000,000, Investor shall provide funding within five (5) calendar days. In connection therewith, Pubco shall issue to Investor one share of Pubco Common Stock for each dollar the Investor provided as of the Closing without transfer restrictions (“Subscription Shares”).

Amendments to the Business Combination Agreement

On April 2, 2024, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into the Amendment No. 2 to the Business Combination Agreement to reflect that the Merger Consideration shall be adjusted to One Hundred Ten Million U.S. Dollars ($110,000,000) minus (or plus, if negative) the amount of the closing net debt that exceeds Twenty Million U.S. Dollars ($20,000,000). In addition, every issued and outstanding Ordinary Share that is not redeemed shall be converted automatically to (i) one share of Pubco Common Stock and (ii) one additional (1) share of Pubco Common Stock, or a convertible security convertible or exercisable for one (1) share of Pubco Common Stock upon consummation of the Business Combination.

On April 17, 2024, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into Amendment No. 3 to the Business Combination Agreement to extend the Outside Date to September 30, 2024 in order to facilitate the completion of the Business Combination.

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

For the three months period ended March 31, 2024, we incurred expenses in the amount of $126,287.

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

On January 30, 2024, the Company held the Shareholder Meeting to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to remove the net tangible asset requirement so that Mars need not have net tangible assets of at least $5,000,001 to consummate a business combination, and without depositing additional funds into the Trust Account, to extend for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto. If Mars cannot complete the Business Combination by November 16, 2024, we will need to extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 27 months to complete a Business Combination). In connection with the Shareholder Meeting and subsequent redemptions, a total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares. Following the redemptions, Mars had $22,296,189.61 left in its Trust Account. As of March 31,2024, there is approximately $22,534,939 in cash held in the Trust Account. We may need to obtain additional financing if we become obligated to redeem a significant number of our public shares upon another extension or the completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the extension or the Business Combination. If we are unable to complete the extension or the Business Combination because we do not have sufficient funds available to us, we may be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

For the three-month period ended December 31, 2023, we incurred expenses in the amount of $89,383. For the three months period ended March 31, 2024, we incurred expenses in the amount of $126,287.

On March 31, 2024, Mars received $200,000 through non-interest bearing loans from affiliates of the Sponsor, in order to fund working capital. If we complete the Business Combination, such loaned amounts will either be repaid or converted into up to 24,000 shares of Pubco Common Stock.

As of March 31, 2024, we have $291,544 held outside the trust account for expenses associated with the Business Combination.

Subsequently on April 30, 2024, Mars received $145,000 through non-interest bearing loans from affiliates of the Sponsor, in order to fund working capital. If we complete the Business Combination, such loaned amounts will either be repaid or converted into up to 17,400 shares of Pubco Common Stock.

Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek additional loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

There is no assurance that our plans to consummate the Business Combination will be successful within the Combination Period. As a result, there is substantial doubt about Mars’ ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On September 4, 2023, the Company entered into forward purchase agreements (“FPA”) with RiverNorth SPAC Arbitrage Fund, L.P. (“RiverNorth”) and other parties. Pursuant to these agreements, RiverNorth will be reimbursed from the funds held in the Trust Account for the purchase of Ordinary Shares.

On March 31, 2024, and on April 30, 2024, Sponsor and its affiliates loaned Mars an aggregate of $345,000 for working capital purposes and entered Notes that are non-interest bearing and payable upon the consummation of the Business Combination. If we complete the Business Combination, such loaned amounts will either be repaid or converted into up to 41,400 shares of Pubco Common Stock. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

In connection with the initial extension meeting held on January 30, 2024, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) on substantially the same terms with several unaffiliated third parties who are also Mars’ existing shareholders (the “Investors”), pursuant to which such Investors agreed not to redeem an aggregate of 1,813,380 ordinary shares of the Company in connection with the initial extension meeting. In exchange for the foregoing commitments not to redeem such ordinary shares of the Company, Mars and the Sponsor will agree to cause Pubco to issue to Investors an aggregate of 362,676 common stock of Pubco following the consummation of the initial business combination.

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Although actual results could materially differ from those estimates, such estimates are developed based on the best information available to management and management's best judgments at the time.

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. . For the three and six months ended March 31, 2024 we have identified the following critical accounting policies:

Forward Purchase Agreement Liabilities

The Company accounts for forward purchase agreements as liability-classified instruments based on an assessment of the forward purchase agreement’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) The assessment considers whether the forward purchase agreement is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of forward purchase agreement issuance and as of each subsequent quarterly period end date while the forward purchase agreement is outstanding.

Convertible Promissory Note - Sponsor Working Capital Loan

The Company accounts for the convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the statements of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. Pursuant to Rule 13a-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Identification of Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the financial statements as of and for the three and six months ended March 31, 2024, our management identified material weaknesses in its internal controls over financial reporting related to a deficiency in the design and operation of our financial accounting and reporting controls.

Despite the material weakness, we believe that the financial statements presented are materially accurate as reported. The material weaknesses in internal controls over financial reporting did not result in a material misstatement in the financial statements for any previous periods. However, there is no assurance that material weaknesses in internal controls will not impact future financial statements.

The Company will continue to review the overall internal control environment as we develop the requisite internal control framework.

Changes in Internal Control Over Financial Reporting

Except as noted above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2024	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer