Form 10-Q
period 2024-06-30
Mars Acquisition Corp.
filed 2024-08-14
CIK 1892922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of June 30, 2024, there are 4,473,432 ordinary shares issued and outstanding.

MARS ACQUISITION CORP.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2024

MARS ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

MARS ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$206,762	$178,793
Prepaid expenses	57,792	149,164
Investments held in trust account	22,836,871	72,587,820
Total Assets	$23,101,425	$72,915,777

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$146,477	$16,363
Note payable – related party	452,088	—
Forward Purchase Agreement liability	293,000	—
Total current liabilities	891,565	16,363

Total Liabilities	891,565	16,363

COMMITMENTS AND CONTINGENCIES
Ordinary shares subject to possible redemption, 2,081,432 and 6,900,000 shares, respectively, at redemption value of $10.97 and $10.52 per share, respectively	22,836,871	72,587,820

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary shares, $0.000125 par value; 800,000,000 shares authorized; 2,392,000 shares issued and outstanding (1)	299	299
Additional paid-in capital	—	—
(Accumulated deficit)/retained earnings	(627,310)	311,295
Total Shareholders’ Equity (Deficit)	(627,011)	311,594
Total Liabilities and Shareholders’ Equity (Deficit)	$23,101,425	$72,915,777

(1)	Excludes 2,081,432 and 6,900,000 shares subject to possible redemption as of June 30, 2024 and September 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating Expenses
General and administrative costs	$322,770	$155,416	$538,440	$391,047
Net loss from operations	(322,770)	(155,416)	(538,440)	(391,047)

Other Income (Expense)
Investment income on Trust Account	301,932	876,604	1,865,297	1,252,401
Fair value adjustment for Forward Purchase Agreement liability	(30,000)	—	(293,000)	—
Fair value adjustment for convertible notes	(51,008)		(107,165)	—
Total other income (expense)	220,924	876,604	1,465,132	1,252,401

Net income (loss)	$(101,846)	$721,188	$926,692	$861,354

Weighted average shares outstanding, basic and diluted
Redeemable ordinary shares – basic and diluted	2,081,432	6,900,000	4,209,340	3,386,813
Non-redeemable ordinary shares – basic and diluted	2,392,000	2,392,000	2,392,000	2,052,392

Basic and diluted net income (loss) per share
Redeemable ordinary shares – basic and diluted	$(0.02)	$0.08	$0.17	$0.18
Non-redeemable ordinary shares – basic and diluted	$(0.02)	$0.08	$0.10	$0.13

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				RETAINED
			ADDITIONAL	EARNINGS	TOTAL
	ORDINARY SHARES		PAID-IN	(ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT)	EQUITY (DEFICIT)
Balance – September 30, 2022	1,725,000	$216	$24,784	$(50,210)	$(25,210)
Issuance of Founder shares	—	—	—	—	—
Net loss	—	—	—	(195)	(195)
Balance – December 31, 2022	1,725,000	216	24,784	(50,405)	(25,405)
Issuance of private placement shares	391,000	49	3,909,951	—	3,910,000
Issuance of representative shares	276,000	34	2,724,893	—	2,724,927
Fair value of rights	—	—	876,833	—	876,833
Offering costs	—	—	(430,921)	—	(430,921)
Remeasurement of ordinary shares subject to redemption	—	—	(6,598,251)	—	(6,598,251)
Net income	—	—	—	140,362	140,362
Balance – March 31, 2023	2,392,000	299	507,289	89,957	597,545
Remeasurement of ordinary shares subject to redemption	—	—	(507,289)	(369,314)	(876,603)
Net income	—	—	—	721,188	721,188
Balance – June 30, 2023	2,392,000	299	—	441,831	442,130

Balance – September 30, 2023	2,392,000	$299	$—	$311,295	$311,594
Remeasurement of ordinary shares subject to redemption	—	—	—	(989,905)	(989,905)
Net income	—	—	—	900,522	900,522
Balance – December 31, 2023	2,392,000	299	—	221,912	222,211
Remeasurement of ordinary shares subject to redemption	—	—	—	(573,460)	(573,460)
Net income	—	—	—	128,016	128,016
Balance – March 31, 2024	2,392,000	$299	$—	$(223,532)	$(223,233)
Remeasurement of ordinary shares subject to redemption	—	—	—	(301,932)	(301,932)
Net loss	—	—	—	(101,846)	(101,846)
Balance – June 30, 2024	2,392,000	299	—	(627,310)	(627,011)

The accompanying notes are an integral part of these unaudited financial statements

MARS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$926,692	$861,355
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Forward Purchase Agreement liability	293,000	-
Fair value adjustment for convertible notes	107,165	-
Investment income received in Trust Account	(1,865,297)	(1,252,401)
Change in operating assets and liabilities
Accrued liabilities	130,114	(2,224)
Prepaid expenses	91,372	(204,185)
Net cash used by operating activities	(316,954)	(597,455)

Cash flows from investing activities
Cash deposited in Trust Account	—	(70,380,000)
Proceeds from sales of cash and cash equivalents in trust account	51,616,246	—
Net cash provided by (used in) investing activities	51,616,246	(70,380,000)

Cash flows from financing activities
Proceeds from note payable with related party	344,923	41,213
Payment for redemption of ordinary shares	(51,616,246)	—
Extinguishment of note payable with related party	—	(269,459)
Payment of underwriting fee and other offering costs	—	(1,466,354)
Proceeds from sale of units in IPO, including over-allotment	—	69,000,000
Proceeds from issuance of private placement ordinary shares	—	3,910,000
Net cash (used in) provided by financing activities	(51,271,323)	71,215,400

Net increase in cash	27,969	237,945
Cash– beginning of the period	178,793	—
Cash – end of the period	$206,762	$237,945

Supplemental disclosure of noncash activities
Issuance of representative shares	$—	$2,724,927
Reclassification of offering costs related to public shares	$—	$(243,964)
Remeasurement adjustment on public shares subject to possible redemption	$(1,865,297)	$(7,474,854)

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

At June 30, 2024, the Company had not yet commenced operations. All activity through June 30, 2024 relates to the Company’s formation and initial public offering (the “Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end date.

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing the Company’s initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Such provisions may be amended if a special resolution passed by holders of at least two-thirds of the Company’s issued and outstanding ordinary shares who, being entitled to do so, attend and vote at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or by way of unanimous written resolution of all of the Company’s shareholders. Whether or not the Company maintains its registration under the Exchange Act or the Company’s listing on Nasdaq, the Company will provide its Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above. Upon the public announcement of the Company’s initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company or the Company’s Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Company’s ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event the Company conducts redemptions pursuant to the tender offer rules, the Company’s offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete its initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that the Company will only redeem its Public Shares so long as (after such redemption) the Company’s net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the Company’s initial Business Combination and after payment of underwriters’ fees and commissions (so that the Company is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Company’s initial Business Combination. If the Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete the initial Business Combination.

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

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it could extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. In connection with the extraordinary general meeting of shareholders held on January 30, 2024, the Company’s memorandum and articles of association were amended to allow for the Company to have 21 months from the closing of this offering (or 27 months from the closing of this offering, if the Company extends the period of time to consummate a Business Combination) to complete its initial Business Combination.

If the Company is unable to complete its initial Business Combination within such 21-month period (or 27-month period), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Public Shares held by them in connection with the completion of the Company’s initial Business Combination. In addition, the Company’s initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination within the prescribed time frame. However, if the Company’s Sponsor or any of its officers, directors or affiliates acquires Public Shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the prescribed time frame.

Liquidity and management’s plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering and Private Placement may not be enough to sustain operations for a period of one year from the issuance date of these financial statements. If the Company is unable to complete the Extension or the Business Combination due to a lack of sufficient funds, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet the Company’s obligations. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period as described above. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statement are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the period from October 1, 2023 through June 30, 2024 are not necessarily indicative of the results that may be expected for the period ending September 30, 2024, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on December 28, 2023.

Cash and cash equivalents

The Company considers all short-term investments held outside the Trust Account with an initial maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and September 30, 2023, there were $206,762 and $178,793 of cash and cash equivalents, respectively.

Investments in Trust Account

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 21 months (or 27 months as applicable) from the consummation of the IPO.

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

As of June 30, 2024 and September 30, 2023, the Company had $22,836,871 and $72,587,820 held in the Trust Account, respectively.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024, ordinary shares subject to possible redemption are presented at the redemption value of $10.97 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

In connection with the Shareholder Meeting to approve the Extension Amendment Proposal, the Company and its Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) on substantially the same terms with several unaffiliated third parties who are also the Company’s existing shareholders (the “Investors”), pursuant to which such Investors agreed not to redeem an aggregate of 1,813,380 Ordinary Shares of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Ordinary Shares of the Company, the Company and the Sponsor will agree to ScanTech AI Systems Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), to issue to Investors an aggregate of  362,676 common stock of Pubco following the consummation of the initial business combination.

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

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the Initial Public Offering. As of June 30, 2024 and September 30, 2023, the Company had no deferred offering costs. Upon consummation of the IPO on February 16, 2023, total offering costs related to the IPO were $4,398,891, and were allocated between the Public Shares and public rights based on their relative fair values at the date of issuance. Accordingly, $2,724,927 was allocated to the Public Shares and charged to temporary equity (see Note 3).

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating income (loss) per ordinary share. At June 30, 2024 and September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then shares in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Ordinary shares subject to possible redemption:

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Allocation of net income (loss)	$(47,388)	$535,536	$698,373	$600,584
Denominator
Basic and diluted weighted average shares outstanding	2,081,432	6,900,000	4,209,340	3,386,813

Basic and diluted net income (loss) per share	$(0.02)	$0.08	$0.17	$0.18

Ordinary shares not subject to possible redemption:

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Allocation of net income (loss)	$(54,458)	$185,652	$228,318	$260,770
Denominator
Basic and diluted weighted average shares outstanding	2,392,000	2,392,000	2,392,000	2,052,392

Basic and diluted net income (loss) per share	$(0.02)	$0.08	$0.10	$0.13

Fair value of financial instruments

See Note 8 for discussion of short-term marketable securities.The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Forward Purchase Agreement Liabilities

The Company accounts for forward purchase agreements as liability-classified instruments based on an assessment of the forward purchase agreement’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) The assessment considers whether the forward purchase agreement is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480, including whether the forward purchase agreement is indexed to the Company’s own common shares and whether the forward purchase agreement holder could potentially require “net cash settlement” in a circumstance outside of the Company’s control. This assessment, which requires the use of professional judgment, is conducted at the time of forward purchase agreement issuance and as of each subsequent quarterly period end date while the warrants forward purchase agreement are outstanding.

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

Each Unit consists of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share upon consummation of the Company’s initial Business Combination (“Right”). The holder must hold Rights in multiples of 5 in order to receive shares for all of their Rights upon closing of a Business Combination (see Note 7).

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

As of June 30, 2024, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table.

	As of June 30, 2024	As of September 30, 2023
Gross proceeds	$69,000,000	$69,000,000
Proceeds allocated to public rights	(876,833)	(876,833)
Offering costs allocated to ordinary shares subject to possible redemption	(3,965,620)	(3,965,620)
Redemption of shares	(51,616,246)	—
Remeasurement of ordinary shares subject to possible redemption	10,295,570	8,430,273
Ordinary shares subject to possible redemption	$22,836,871	$72,587,820

NOTE 4 — PRIVATE PLACEMENT

On February 16, 2023, the Company sold 391,000 Private Placement Units, including 36,000 Private Placement Units that were issued pursuant to the underwriters’ full exercise of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,910,000 in the Private Placement. The proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. The Company will have until 21 months (or 27 months as applicable) from the closing of this Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Rights contained within the Private Placement Units will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder shares

During the period ended September 30, 2022, the Company issued 1,000,000 shares to the Sponsor at par value (“Founder Shares”). On October 20, 2021, the Company issued an additional 138,500 Founder Shares to the Sponsor to bring the aggregate owned by the Sponsor up to 1,138,500 Founder Shares. On the same day, the Company issued 586,500 Founder Shares to officers and directors of the Company. As of June 30, 2024 and September 30, 2023, there were 1,725,000 Founder Shares outstanding.

The Company’s initial shareholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of the Company’s initial Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Company’s initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

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

On March 31, 2024, the Company entered into a Convertible Promissory Note with certain affiliates of the Sponsor with a principal amount of $200,000. The principal amount can be prepaid by the Company at anytime and no interest accrues on the Convertible Promissory Note. Upon closing of the initial Business Combination, the Convertible Promissory Note automatically converts into 24,000 ordinary shares of the Company. In the event no business combination occurs, there is no obligation to repay the Convertible Promissory Note.  The Company recorded the instrument at its fair value.

To fund extensions of the deadline for the Company to complete its initial Business Combination, the Sponsor deposited an additional $145,000 into the Trust Account on April 30, 2024. In return, the Company issued an additional Convertible Promissory Notes that are to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into an additional 17,400 Private Placement Units at a price of $10.00 per Unit. The Company recorded the instrument at its fair value.

Such Convertible Notes are to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into an additional 41,400 Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of June 30, 2024, the principal amount outstanding under the Convertible Notes was $345,000, and the fair value of the Convertible Notes was $452,088.

Administrative service fee

The Company has an informal agreement (the “Administrative Services Agreement”) to pay affiliates of the Sponsor for office space, utilities, secretarial, and administrative support of $15,000 per month. Between May 2023 and April 2024, the Company did not paid any amounts under this informal agreement, and the affiliates have chosen not to seek compensation for such support during this time period. These payments resumed in May 2024. For the three and nine months ended June 30, 2024, the total amount billed for these services was $38,500 and the total amount paid was $32,300.

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

Representative shares

The Company has issued to Maxim and/or its designees, 276,000 shares of ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $2,724,927. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 21 months (or 27 months, as applicable) from the closing of the Initial Public Offering.

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

Forward Purchase Agreement

On September 4, 2023, the Company and RiverNorth entered into an Prepaid Forward Purchase Agreement (“FPA”). Pursuant to the FPA, RiverNorth is expected to purchase up to 1,500,000 shares of Mars ordinary shares (“FPA Shares”) subject to a cap of 9.9% of outstanding shares on a post-Transaction basis, at a per share price no more than the price per share paid to redeeming Mars public shareholders in connection with the vote to approve the Transactions (the “redemption price”).

The Prepaid Forward Purchase Agreement entered into on September 4, 2023 (“FPA” or the “Agreement”) resulted in RiverNorth holding a put option to sell up to a maximum of 1,500,000 of the Company’s shares. Pursuant to ASC 480, this instrument meets the definition of a liability and accordingly was recognized at fair value. The FPA resulted in the initial recognition of a forward purchase agreement liability of approximately $263,000 during the quarter ended March 31, 2024 and was expensed in the Company’s statement of operations. The fair value of this put option was $293,000 as of June 30, 2024 and insignificant at September 30, 2023 and December 31, 2023, assuming the investor will purchase the maximum number of shares. Changes in the estimated fair value of the FPA are recognized as a non-cash gain or loss on the statements of operations.

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

The FPA expires automatically if the Business Combination is not consummated by the one-year anniversary of the date of the FPA, subject to acceleration at the Seller’s option upon the volume weighted average price per share being at or below $10.00 per share for any 10 trading days during a 30 consecutive trading day-period and upon any delisting of the Company’s ordinary shares.

Business Combination Agreement

On September 5, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with ScanTech AI Systems Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Purchaser Merger Sub”), Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”), ScanTech Identification Beam Systems, LLC, a Delaware limited liability company (“ScanTech”), and Dolan Falconer in the capacity as the representative (the “Seller Representative”). The aggregate consideration to be paid to ScanTech shall be a number of shares of Pubco Common Stock with an aggregate value equal to one hundred ten million U.S. Dollars ($110,000,000). Additionally, after the Closing, subject to the terms and conditions set forth in the Business Combination Agreement, the ScanTech Holder Participants will have the contingent right to receive up to a number of shares of Pubco Common Stock equal to ten percent (10%) of the fully diluted shares of Pubco Common Stock outstanding immediately following the Closing (subject to adjustment based on stock splits and similar events) based on Pubco’s achievement of certain milestones, including commercial milestones and revenue and EBITDA milestones, as more particularly set forth in the Business Combination Agreement.

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

On April 2, 2024, Mars, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into the Amendment No. 2 to the Business Combination Agreement to reflect that the Merger Consideration shall be adjusted to One Hundred Ten Million U.S. Dollars ($110,000,000) minus (or plus, if negative) the amount of the closing net debt that exceeds Twenty Million U.S. Dollars ($20,000,000). In addition, every issued and outstanding Ordinary Share that is not redeemed shall be converted automatically to (i) one share of Pubco Common Stock and (ii) one additional (1) share of Pubco Common Stock, or a convertible security convertible or exercisable for one (1) share of Pubco Common Stock upon consummation of the Business Combination.

On April 17, 2024, Mars, Pubco, Purchaser Merger Sub, Company Merger Sub, ScanTech, and Seller Representative entered into Amendment No. 3 to the Business Combination Agreement to extend the Outside Date to September 30, 2024 in order to facilitate the completion of the Business Combination.

Subscription Agreement with Polar Multi-Strategy Master Fund

On April 2, 2024, the Company entered into a definitive subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”), the Sponsor, and ScanTech for Investor to provide ScanTech up to $1,000,000 in funding for working capital expenses in connection with the Business Combination in exchange for the Subscription Shares. On May 29, 2024, the Company, the Investor, the Sponsor, and ScanTech entered into an additional definitive subscription agreement (together, the “Subscription Agreements”) for the Investor to provide ScanTech up to an additional $250,000 in funding for working capital expenses in connection with the Business Combination in exchange for the Subscription Shares. Pursuant to the Subscription Agreements, upon an initial drawdown request of up to $500,000 and subsequent drawdown requests for working capital for a total of $1,250,000, Investor shall provide funding within five (5) calendar days.

In connection therewith, Pubco shall issue to Investor one share of Pubco Common Stock for each dollar the Investor provided as of the Closing without transfer restrictions (“Subscription Shares”). The Subscription Shares are to be issued upon successful Closing of the Business Combination. The Subscription Shares shall not be subject to any transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the Business Combination Closing or (ii) if no such registration statement is filed in connection with the Business Combination Closing, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the Business Combination Closing, which shall be filed no later than 30 days after the Business Combination Closing and declared effective no later than 120 days after the Business Combination Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective. Upon the Business Combination Closing, the Company or its successor will repay the Investor's Capital Investment within five business days, either in cash or shares of Common Stock at a rate of 1 share per $10 invested. Scantech, the Company, and Sponsor are jointly responsible for this payment, and funds provided by Scantech for liquidation will prioritize Investor's capital return before covering other expenses. If Sponsor, Scantech, or the Company defaults under this agreement and the default continues for five business days post-notification, the Company or its successor will issue to the Investor on the Default Date 0.1 shares of Common Stock for each dollar of the Investor’s capital investment, and an additional 0.1 shares for each dollar of the Investor’s capital investment monthly until the default is resolved.

If the Business Combination is terminated in accordance with the provisions set forth in the Business Combination Agreement, ScanTech will be required to repay any funds borrowed from the Investor, and the Company will not be liable for any funds borrowed via a promissory note. As of June 30, 2024, no liability for any funds borrowed or shares to be issued was recorded based on the probability of the completion of the initial Business Combination, therefore, the Company has not recorded a liability for any funds borrowed or shares to be issued.

Agreement with Roth Capital Partners

On December 22, 2023, the Company entered into an agreement with Roth Capital Partners (“Roth”), whereby Roth will provide the Company with capital markets advisory services in connection with the closing of the Business Combination in exchange for the following:

●	$500,000, payable in cash, upon consummation of the Business Combination and upon the Company raising a minimum of $5,000,000, net of fees and expenses, in a Financing concurrent with the Business Combination, and;
●	$1,000,000, payable in cash or in exchange for 100,000 shares of Pubco, upon consummation of the Business Combination.

The Company has no obligation to pay these fees if the Business Combination is terminated in accordance with the provisions set forth in the Business Combination Agreement. As of June 30, 2024, no liability for any funds borrowed or shares to be issued was recorded based on the probability of the completion of the initial Business Combination, therefore, the Company has not recorded a liability for the shares to be issued to Roth.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares  — The Company is authorized to issue 800,000,000 ordinary shares with a par value of  $0.000125 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2024 and September 30, 2023, there were 2,392,000 ordinary shares outstanding, respectively.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and that are measured at fair value on a recurring basis at June 30, 2024 and September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	September 30, 2023
Assets:
Marketable securities held in Trust Account	1	$22,836,871	$72,587,820
		$22,836,871	$72,587,820

Liabilities:
Working Capital Loans	1	$452,088	$—
Prepaid forward purchase agreement	3	293,000	—
		$745,088	$—

Working capital loans

To fund extensions of the deadline for the Company to complete its initial Business Combination, the Sponsor deposited an additional $345,000 into the Trust Account during the nine months ended June 30, 2024. In return, the Company issued the Sponsor non-interest bearing, unsecured promissory notes (the “Convertible Notes”). Such Convertible Notes are to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into an additional 41,400 Private Placement Units at a price of $10.00 per Unit.

As of June 30, 2024, the principal amount outstanding under the Convertible Notes was $345,000, and the fair value of the Convertible Notes was $452,088.

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

In order to calculate the fair value of the forward purchase agreement liabilities, the Company utilized the following key inputs:

June 30, 2024
Risk-free interest rate	4.9%
Expected term (years)	1.5
Stock price	$10.90
Estimated volatility	60.0%

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

For the three months period ended June 30, 2024, we incurred expenses in the amount of $322,770.

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

On January 30, 2024, the Company held the Shareholder Meeting to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to remove the net tangible asset requirement so that Mars need not have net tangible assets of at least $5,000,001 to consummate a business combination, and without depositing additional funds into the Trust Account, to extend for the first time, the date by which the Company has to consummate a business combination from February 16, 2024 to November 16, 2024 for a total of an additional nine months, unless the closing of a business combination shall have occurred prior thereto. If Mars cannot complete the Business Combination by November 16, 2024, we will need to extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 27 months to complete a Business Combination). In connection with the Shareholder Meeting and subsequent redemptions, a total of 107 Public Shareholders elected to redeem an aggregate of 4,818,568 Public Shares. Following the redemptions, Mars had $22,296,189.61 left in its Trust Account. As of June 30,2024, there is approximately $22,836,871 in cash held in the Trust Account. We may need to obtain additional financing if we become obligated to redeem a significant number of our public shares upon another extension or the completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the extension or the Business Combination. If we are unable to complete the extension or the Business Combination because we do not have sufficient funds available to us, we may be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

For the three-month period ended June 30, 2024, we incurred expenses in the amount of $322,770.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Although actual results could materially differ from those estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. For the three and nine months ended June 30, 2024 we have identified the following critical accounting policies:

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. Pursuant to Rule 13a-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Identification of Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the financial statements as of and for the three and nine months ended June 30, 2024, our management identified material weaknesses in its internal controls over financial reporting related to a deficiency in the design and operation of our financial accounting and reporting controls.

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

Date:August 14, 2024	Mars Acquisition Corp.

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	Chief Executive Officer